Form 10-K
period 2016-12-31
Toyota Auto Receivables 2015-A Owner Trust
filed 2017-03-28
CIK 1634121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The following substitute information is provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB.  Significant Obligors of Pool Assets.
No single obligor represents 10% or more of the asset pool owned by Toyota Auto Receivables 2015-A Owner Trust (the “Trust”).
Item 1114(b)(2) of Regulation AB.  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.
No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets owned by the Trust or payments on the notes (the “Notes”) or the certificate (the “Certificate”) issued by the Trust.
Item 1115(b) of Regulation AB.  Certain Derivatives Instruments.
No entity or group of affiliated entities provides any external derivative instruments to either payment on the pool assets owned by the Trust or payments on the Notes or the Certificate.
Item 1117 of Regulation AB.  Legal Proceedings.
As previously disclosed by Toyota Motor Credit Corporation (“TMCC”), TMCC has received a request for documents and information from the New York State Department of Financial Services relating to its lending practices (including fair lending), and a request for documents and information pursuant to a civil investigative demand from the Commonwealth of Massachusetts Office of the Attorney General relating to TMCC’s financing of guaranteed auto protection insurance products on retail contracts.  TMCC is cooperating with these requests, but is unable to predict their outcome given their preliminary status.
The following five paragraphs are disclosures received from Deutsche Bank Trust Company Americas (“DBTCA”), which serves as the indenture trustee under the indenture for the Toyota Auto Receivables 2015-A Owner Trust transaction.
DBTCA and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage backed securities (“RMBS”) trusts.
On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others (collectively, “Plaintiffs”), filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (the “TIA”), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. The Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, the Plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, the Plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to Plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to Plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing Plaintiffs’ claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties’ joint stipulation and ordered that Plaintiffs’ claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) Plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) Plaintiffs’ claims to the extent they were premised upon any alleged pre-event of default duty to terminate servicers. Discovery is ongoing.
On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, the plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. The plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to plaintiffs’ breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike. The plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. Discovery is ongoing.
On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the TIA, violation of Regulation AB, and violation of Article 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.
It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the four immediately preceding paragraphs) that would materially affect its ability to perform its duties as indenture trustee under the indenture for the Toyota Auto Receivables 2015-A Owner Trust transaction.

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
Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.
Each of TMCC and Deutsche Bank Trust Company Americas (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2016 (the “2016 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2016, and for the 2016 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.
Neither the Report on Assessment nor the Attestation Report for TMCC has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to TMCC.
Neither the Report on Assessment nor the Attestation Report for Deutsche Bank Trust Company Americas has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Deutsche Bank Trust Company Americas.
Item 1123 of Regulation AB.  Servicer Compliance Statement.
TMCC has been identified by the registrant as a servicer during the 2016 Reporting Period with respect to the pool assets owned by the Trust.  TMCC has provided a statement of compliance for the 2016 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2017.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Toyota Motor Credit Corporation, dated March 27, 2017.
33.2*	Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 24, 2017.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 27, 2017.

34.2*
Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 24, 2017.

35.1*	Servicer Compliance Statement, dated March 27, 2017, of Toyota Motor Credit Corporation.
_____________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Toyota Auto Finance Receivables LLC (Depositor)
Date: March 27, 2017	By: /s/ Wei Shi Wei Shi President, Chief Executive Officer & Chief Financial Officer (Senior officer in charge of securitization of the depositor)

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2017.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Toyota Motor Credit Corporation, dated March 27, 2017.
33.2*	Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 24, 2017.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 27, 2017.

34.2*
Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 24, 2017.

35.1*	Servicer Compliance Statement, dated March 27, 2017, of Toyota Motor Credit Corporation.

_____________
* Filed herewith